Form 10-K
period 2020-12-31
BANK 2019-BNK19
filed 2021-03-19
CIK 1780859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan and the Ford Factory Mortgage Loan, which constituted approximately 6.5%, 3.8% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan and the Ford Factory Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan or the Ford Factory Mortgage Loan, and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the BANK 2019-BNK18 transaction, Commission File Number 333-228375-01 (the “BANK 2019-BNK18 Transaction”). These loan combinations, including the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan and the Ford Factory Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan, which constituted approximately 1.2% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Eleven Seventeen Perimeter Mortgage Loan and Polo Towne Crossing SC Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Eleven Seventeen Perimeter Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Polo Towne Crossing SC Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations were serviced under (a) with respect to the loan combination that includes the Eleven Seventeen Perimeter Mortgage Loan, the pooling and servicing agreement for the MSC 2019 H7 Transaction and (b) with respect to the loan combination that includes the Polo Towne Crossing SC Mortgage Loan, the Pooling and Servicing Agreement for the issuing entity, prior to the closing of the securitization of a pari passu portion of the Eleven Seventeen Perimeter loan combination and the Polo Towne Crossing SC loan combination in the BANK 2019-BNK20 transaction, Commission File Number 333-227446-06 (the “BANK 2019-BNK20 Transaction”).  After the closing of the BANK 2019-BNK20 Transaction on September 26, 2019, these loan combinations, including the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2019-BNK20 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association  is the custodian of the Grand Canal Shoppes Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the 350 Bush Street Mortgage Loan, the 30 Hudson Yards Mortgage Loan, the Nova Place Mortgage Loan, the Moffett Towers - Buildings 3 & 4 Mortgage Loan, The Alhambra Mortgage Loan, the Ford Factory Mortgage Loan, the 450-460 Park Avenue South Mortgage Loan, the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan.  As a result, Wells Fargo Bank, National Association  is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association  in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the 30 Hudson Yards Mortgage Loan, the Grand Canal Shoppes Mortgage Loan  on and after June 15, 2020 and the Moffett Towers - Buildings 3 & 4 Mortgage Loan. As a result, Situs Holdings, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the Nova Place Mortgage Loan and the 450-460 Park Avenue South Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for C-III Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because C-III Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of C-III Asset Management LLC because C-III Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Waterford Lakes Town Center Mortgage Loan, the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan, the Ford Factory Mortgage Loan, the Nova Place Mortgage Loan, the 450-460 Park Avenue South Mortgage Loan, the Moffett Towers - Buildings 3 & 4 Mortgage Loan, the 30 Hudson Yards Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Nova Place Mortgage Loan and the 450-460 Park Avenue South Mortgage Loan, the servicer compliance statements of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Nova Place Mortgage Loan and the 450-460 Park Avenue South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the Ford Factory Mortgage Loan (see Exhibit 33.20)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 33.9)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 33.10)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place Mortgage Loan (see Exhibit 33.1)

33.38       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place Mortgage Loan

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

33.45       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

33.46       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.7)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.49       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.38)

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

33.62       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (see Exhibit 33.3)

33.63       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (see Exhibit 33.45)

33.64       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.7)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.20)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.1)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.11)

33.69       Wilmington Trust, National Association, as Trustee of the Eleven Seventeen Perimeter Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.7)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.8)

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.9)

33.73       National Tax Search, LLC, as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.10)

33.74       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.1)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.11)

33.76       Wilmington Trust, National Association, as Trustee of the Polo Towne Crossing SC Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.7)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.8)

33.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.9)

33.80       National Tax Search, LLC, as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.10)

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

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the Ford Factory Mortgage Loan (see Exhibit 34.20)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 34.9)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 34.10)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place Mortgage Loan (see Exhibit 34.1)

34.38       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place Mortgage Loan

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

34.45       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

34.46       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.7)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.49       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.38)

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

34.62       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (see Exhibit 34.3)

34.63       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (see Exhibit 34.45)

34.64       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.7)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.20)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.1)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.11)

34.69       Wilmington Trust, National Association, as Trustee of the Eleven Seventeen Perimeter Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.7)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.8)

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.9)

34.73       National Tax Search, LLC, as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.10)

34.74       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.1)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.11)

34.76       Wilmington Trust, National Association, as Trustee of the Polo Towne Crossing SC Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.7)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.8)

34.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.9)

34.80       National Tax Search, LLC, as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         LNR Partners, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

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

35.11       Rialto Capital Advisors, LLC, as Special Servicer of The Alhambra Mortgage Loan (see Exhibit 35.9)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Ford Factory Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Ford Factory Mortgage Loan (see Exhibit 35.9)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place Mortgage Loan (see Exhibit 35.1)

35.15       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 35.7)

35.17       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.19       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 35.1)

35.21       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.6)

35.23       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (see Exhibit 35.3)

35.24       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 35.6)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 35.1)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 35.6)

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

Date: March 19, 2021