Form 10-K
period 2021-12-31
BANK 2019-BNK19
filed 2022-03-15
CIK 1780859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan and the Ford Factory Mortgage Loan, which constituted approximately 6.5%, 3.8% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan and the Ford Factory Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan or the Ford Factory Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the BANK 2019-BNK18 transaction, Commission File Number 333-228375-01 (the “BANK 2019-BNK18 Transaction”). These loan combinations, including the 350 Bush Street Mortgage Loan, The Alhambra Mortgage Loan and the Ford Factory Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Nova Place Mortgage Loan and the 450-460 Park Avenue South Mortgage Loan, which constituted approximately 5.3% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Nova Place Mortgage Loan and the 450-460 Park Avenue South Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Nova Place Mortgage Loan or the 450-460 Park Avenue South Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C51 transaction, Commission File Number 333-226486-06 (the “WFCM 2019-C51 Transaction”). These loan combinations, including the Nova Place Mortgage Loan and the 450-460 Park Avenue South Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C51 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers - Buildings 3 & 4 Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers - Buildings 3 & 4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers - Buildings 3 & 4 Mortgage Loan, ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MFTII 2019-B3B4 Mortgage Trust transaction (the “MFTII 2019-B3B4 Transaction”). This loan combination, including the Moffett Towers - Buildings 3 & 4 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 30 Hudson Yards Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date.  The 30 Hudson Yards Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 30 Hudson Yards Mortgage Loan, twenty-four other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Hudson Yards 2019-30HY Mortgage Trust transaction (the “Hudson Yards 2019-30HY Transaction”). This loan combination, including the 30 Hudson Yards Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2019-30HY Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Canal Shoppes Mortgage Loan, which constituted approximately 7.7% of the asset pool of the issuing entity as of its cut-off date.  The Grand Canal Shoppes Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grand Canal Shoppes Mortgage Loan, twenty-one other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). This loan combination, including the Grand Canal Shoppes Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Eleven Seventeen Perimeter Mortgage Loan on and after July 13, 2021 and the Polo Towne Crossing SC Mortgage Loan on and after July 13, 2021. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Grand Canal Shoppes Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan and the special servicer of the Eleven Seventeen Perimeter Mortgage Loan prior to July 13, 2021 and the Polo Towne Crossing SC Mortgage Loan prior to July 13, 2021. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the 30 Hudson Yards Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Moffett Towers - Buildings 3 & 4 Mortgage Loan. As a result, Situs Holdings, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the general master servicer under the Pooling and Servicing Agreement and the primary servicer of the 30 Hudson Yards Mortgage Loan, the 350 Bush Street Mortgage Loan, the Nova Place Mortgage Loan, The Alhambra Mortgage Loan, the Ford Factory Mortgage Loan, the 450-460 Park Avenue South Mortgage Loan, the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo, Bank National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Park Bridge Lender Services LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan

33.13       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan

33.14       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.8)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the 350 Bush Street Mortgage Loan (see Exhibit 33.1)

33.19       Rialto Capital Advisors, LLC, as Special Servicer of the 350 Bush Street Mortgage Loan

33.20       Wilmington Trust, National Association, as Trustee of the 350 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the 350 Bush Street Mortgage Loan (see Exhibit 33.7)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the 350 Bush Street Mortgage Loan

33.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the 350 Bush Street Mortgage Loan (see Exhibit 33.9)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of The Alhambra Mortgage Loan (see Exhibit 33.1)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of The Alhambra Mortgage Loan (see Exhibit 33.19)

33.27       Wilmington Trust, National Association, as Trustee of The Alhambra Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of The Alhambra Mortgage Loan (see Exhibit 33.7)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of The Alhambra Mortgage Loan (see Exhibit 33.22)

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of The Alhambra Mortgage Loan (see Exhibit 33.9)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Ford Factory Mortgage Loan (see Exhibit 33.1)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the Ford Factory Mortgage Loan (see Exhibit 33.19)

33.34       Wilmington Trust, National Association, as Trustee of the Ford Factory Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Ford Factory Mortgage Loan (see Exhibit 33.7)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Ford Factory Mortgage Loan (see Exhibit 33.22)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 33.9)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place Mortgage Loan (see Exhibit 33.1)

33.40       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place Mortgage Loan

33.41       Wilmington Trust, National Association, as Trustee of the Nova Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Nova Place Mortgage Loan (see Exhibit 33.7)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Nova Place Mortgage Loan (see Exhibit 33.22)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Nova Place Mortgage Loan (see Exhibit 33.9)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.46       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.13)

33.47       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

33.48       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.7)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.52       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.40)

33.53       Wilmington Trust, National Association, as Trustee of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.22)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.9)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.1)

33.59       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.47)

33.60       Wilmington Trust, National Association, as Trustee of the 30 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.7)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.9)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.12)

33.65       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (see Exhibit 33.47)

33.66       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.7)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.22)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.1)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan prior to July 13, 2021 (see Exhibit 33.12)

33.72       LNR Partners, LLC, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan on and after July 13, 2021 (see Exhibit 33.3)

33.73       Wilmington Trust, National Association, as Trustee of the Eleven Seventeen Perimeter Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.7)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.8)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.9)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.78       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.1)

33.79       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan prior to July 13, 2021 (see Exhibit 33.12)

33.80       LNR Partners, LLC, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan on and after July 13, 2021 (see Exhibit 33.3)

33.81       Wilmington Trust, National Association, as Trustee of the Polo Towne Crossing SC Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Custodian of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.7)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.8)

33.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.9)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

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

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Park Bridge Lender Services LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan

34.13       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan

34.14       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.8)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the 350 Bush Street Mortgage Loan (see Exhibit 34.1)

34.19       Rialto Capital Advisors, LLC, as Special Servicer of the 350 Bush Street Mortgage Loan

34.20       Wilmington Trust, National Association, as Trustee of the 350 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the 350 Bush Street Mortgage Loan (see Exhibit 34.7)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the 350 Bush Street Mortgage Loan

34.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the 350 Bush Street Mortgage Loan (see Exhibit 34.9)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of The Alhambra Mortgage Loan (see Exhibit 34.1)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of The Alhambra Mortgage Loan (see Exhibit 34.19)

34.27       Wilmington Trust, National Association, as Trustee of The Alhambra Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of The Alhambra Mortgage Loan (see Exhibit 34.7)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of The Alhambra Mortgage Loan (see Exhibit 34.22)

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of The Alhambra Mortgage Loan (see Exhibit 34.9)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Ford Factory Mortgage Loan (see Exhibit 34.1)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the Ford Factory Mortgage Loan (see Exhibit 34.19)

34.34       Wilmington Trust, National Association, as Trustee of the Ford Factory Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Ford Factory Mortgage Loan (see Exhibit 34.7)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Ford Factory Mortgage Loan (see Exhibit 34.22)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 34.9)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place Mortgage Loan (see Exhibit 34.1)

34.40       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place Mortgage Loan

34.41       Wilmington Trust, National Association, as Trustee of the Nova Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Nova Place Mortgage Loan (see Exhibit 34.7)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Nova Place Mortgage Loan (see Exhibit 34.22)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Nova Place Mortgage Loan (see Exhibit 34.9)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.46       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.13)

34.47       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

34.48       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.7)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.52       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.40)

34.53       Wilmington Trust, National Association, as Trustee of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.22)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.9)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.1)

34.59       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.47)

34.60       Wilmington Trust, National Association, as Trustee of the 30 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.7)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.9)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.12)

34.65       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (see Exhibit 34.47)

34.66       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.7)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.22)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.1)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan prior to July 13, 2021 (see Exhibit 34.12)

34.72       LNR Partners, LLC, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan on and after July 13, 2021 (see Exhibit 34.3)

34.73       Wilmington Trust, National Association, as Trustee of the Eleven Seventeen Perimeter Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.7)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.8)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.9)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.78       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.1)

34.79       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan prior to July 13, 2021 (see Exhibit 34.12)

34.80       LNR Partners, LLC, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan on and after July 13, 2021 (see Exhibit 34.3)

34.81       Wilmington Trust, National Association, as Trustee of the Polo Towne Crossing SC Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Custodian of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.7)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.8)

34.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.9)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

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

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         LNR Partners, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan

35.8         KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 350 Bush Street Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 350 Bush Street Mortgage Loan

35.11       Wells Fargo Bank, National Association, as Primary Servicer of The Alhambra Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of The Alhambra Mortgage Loan (see Exhibit 35.10)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Ford Factory Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Ford Factory Mortgage Loan (see Exhibit 35.10)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place Mortgage Loan (see Exhibit 35.1)

35.16       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 35.8)

35.18       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.20       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 35.1)

35.22       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 35.18)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.7)

35.24       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.18)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan prior to July 13, 2021 (see Exhibit 35.7)

35.27       LNR Partners, LLC, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan on and after July 13, 2021 (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 35.1)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan prior to July 13, 2021 (see Exhibit 35.7)

35.30       LNR Partners, LLC, as ,Special Servicer of the Polo Towne Crossing SC Mortgage Loan on and after July 13, 2021 (see Exhibit 35.3)

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

Date: March 14, 2022