Form 10-K
period 2022-12-31
BANK 2019-BNK19
filed 2023-03-14
CIK 1780859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Grand Canal Shoppes Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the general master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 30 Hudson Yards Mortgage Loan, the 350 Bush Street Mortgage Loan, the Nova Place Mortgage Loan, The Alhambra Mortgage Loan, the Ford Factory Mortgage Loan, the 450-460 Park Avenue South Mortgage Loan, the Eleven Seventeen Perimeter Mortgage Loan and the Polo Towne Crossing SC Mortgage Loan. As a result, Wells Fargo Bank, National Association  is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association  in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the 450-460 Park Avenue South Mortgage Loan and the Nova Place Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is an unaffiliated servicer servicing less than 10% of pool assets.

Situs Holdings, LLC is the special servicer of the Grand Canal Shoppes Mortgage Loan, the 30 Hudson Yards Mortgage Loan and the Moffett Towers - Buildings 3 & 4 Mortgage Loan. As a result, Situs Holdings, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

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

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties , and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.13       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan

33.14       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.8)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.20       Wilmington Trust, National Association, as Trustee of the 350 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the 350 Bush Street Mortgage Loan (see Exhibit 33.7)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the 350 Bush Street Mortgage Loan

33.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the 350 Bush Street Mortgage Loan (see Exhibit 33.9)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.27       Wilmington Trust, National Association, as Trustee of The Alhambra Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of The Alhambra Mortgage Loan (see Exhibit 33.7)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of The Alhambra Mortgage Loan (see Exhibit 33.22)

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of The Alhambra Mortgage Loan (see Exhibit 33.9)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.34       Wilmington Trust, National Association, as Trustee of the Ford Factory Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Ford Factory Mortgage Loan (see Exhibit 33.7)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Ford Factory Mortgage Loan (see Exhibit 33.22)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 33.9)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.41       Wilmington Trust, National Association, as Trustee of the Nova Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Nova Place Mortgage Loan (see Exhibit 33.7)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Nova Place Mortgage Loan (see Exhibit 33.22)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Nova Place Mortgage Loan (see Exhibit 33.9)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.47       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.40)

33.48       Wilmington Trust, National Association, as Trustee of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.22)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.9)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.53       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.13)

33.54       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

33.55       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.7)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.1)

33.59       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.54)

33.60       Wilmington Trust, National Association, as Trustee of the 30 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.7)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.9)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.12)

33.65       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.54)

33.66       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.7)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.22)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.1)

33.71       LNR Partners, LLC, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.3)

33.72       Wilmington Trust, National Association, as Trustee of the Eleven Seventeen Perimeter Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.7)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.8)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 33.9)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.1)

33.78       LNR Partners, LLC, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.3)

33.79       Wilmington Trust, National Association, as Trustee of the Polo Towne Crossing SC Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.7)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.8)

33.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 33.9)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.13       KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan

34.14       Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.8)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.20       Wilmington Trust, National Association, as Trustee of the 350 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the 350 Bush Street Mortgage Loan (see Exhibit 34.7)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the 350 Bush Street Mortgage Loan

34.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the 350 Bush Street Mortgage Loan (see Exhibit 34.9)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.27       Wilmington Trust, National Association, as Trustee of The Alhambra Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of The Alhambra Mortgage Loan (see Exhibit 34.7)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of The Alhambra Mortgage Loan (see Exhibit 34.22)

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of The Alhambra Mortgage Loan (see Exhibit 34.9)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.34       Wilmington Trust, National Association, as Trustee of the Ford Factory Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Ford Factory Mortgage Loan (see Exhibit 34.7)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Ford Factory Mortgage Loan (see Exhibit 34.22)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ford Factory Mortgage Loan (see Exhibit 34.9)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.41       Wilmington Trust, National Association, as Trustee of the Nova Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Nova Place Mortgage Loan (see Exhibit 34.7)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Nova Place Mortgage Loan (see Exhibit 34.22)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Nova Place Mortgage Loan (see Exhibit 34.9)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.47       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.40)

34.48       Wilmington Trust, National Association, as Trustee of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.22)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.9)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.53       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.13)

34.54       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

34.55       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.7)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.1)

34.59       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.54)

34.60       Wilmington Trust, National Association, as Trustee of the 30 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.7)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.9)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.12)

34.65       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.54)

34.66       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.7)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.22)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.1)

34.71       LNR Partners, LLC, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.3)

34.72       Wilmington Trust, National Association, as Trustee of the Eleven Seventeen Perimeter Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.7)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.8)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 34.9)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.1)

34.78       LNR Partners, LLC, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.3)

34.79       Wilmington Trust, National Association, as Trustee of the Polo Towne Crossing SC Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.7)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.8)

34.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 34.9)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.18       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       KeyBank National Association, as Primary Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan (see Exhibit 35.8)

35.20       Situs Holdings, LLC, as Special Servicer of the Moffett Towers - Buildings 3 & 4 Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 35.1)

35.22       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 35.20)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.7)

35.24       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.20)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 35.1)

35.26       LNR Partners, LLC, as Special Servicer of the Eleven Seventeen Perimeter Mortgage Loan (see Exhibit 35.3)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 35.1)

35.28       LNR Partners, LLC, as Special Servicer of the Polo Towne Crossing SC Mortgage Loan (see Exhibit 35.3)

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

Date: March 14, 2023